Form 10QSB
period 2001-03-31
EC POWER INC
filed 2001-08-31
CIK 1083954

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________

Commission file number 000-32365

                           E.C. POWER, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	91-162385 I.R.S. Employer Identification number

236 West 27th Street, 3rd Floor, New York, New York 10001
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (212) 399-6688

_________________________________________________________
(Former Name or Address if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ] *** not applicable ***

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 23, 2001, the Company had 10,296,911shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

PART 1. FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

EC POWER, INC.
BALANCE SHEET
MARCH 31, 2001
March 31,
2001
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 1,992
Accounts receivable, trade	149,940
Other receivable	519,965
Inventory	38,827
Total Current Assets	710,724

Property plant and equipment net of accumulated depreciation	108,144
Deferred charges	435
Prepaid expenses	909
Deposits	47,224
Deferred offering cost	19,000
Patents and computer software	58,569
Other assets	4,000
Total Assets	$ 949,005

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$ 532,885
Deferred revenue	142,882
Due to related parties	226,256
Loan payable	75,212
Shareholders' loans payable	87,806
Total Current Liabilities	1,065,041

Commitments and contingencies	-
Minority interest	-

Stockholders' Equity (Deficit)
Common stock, 100,000,000 shares authorized at $.001 par value; issued and outstanding 10,296,911 at March 31, 2001	10,297
Preferred stock 50,000,000 shares in total authorized at $.01 par value: Series A 5,000,000 shares authorized, issued and outstanding 2,589,815 at March 31, 2001	25,899
Capital in excess of par value	3,195,137
(Deficit)	(3,277,009)
Unearned interest expense	(33,444)
Accumulated comprehensive income	(36,916)
Stockholders' (Deficit)	(116,036)

Total Liabilities and Capital	$ 949,005

See Notes to Financial Statements.

EC POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)
	For the Three Months Ended March 31,
	2001	2000
Sales revenues	$ 123,718	$ 91,113
Cost of sales	56,718	59,272
Gross profit	67,000	31,841
General and administrative expenses	269,217	264,492
Stock compensation (general and administrative)	29,230	-
Research and development	68,611	41,299
	367,058	305,791
Loss from operations	(300,058)	(273,950)
Other income and expenses
Interest income	457	-
Interest expense	(20,982)	(2,625)
Loss before taxes, prior period adjustment and minority interest	(320,583)	(276,575)
Prior period adjustment	-	-
Loss before taxes and minority interest	(320,583)	(276,575)
Minority interest share of loss	2,001	9,884
Benefit (Provision) for income taxes	(549)	2,370
Net (loss)	(319,131)	(264,321)
Other comprehensive income (loss)
Foreign currency translation adjustment	(29,553)	71,228
Comprehensive (loss)	$ (348,684)	$ (193,093)
Basic and diluted (loss) per share	$ (0.03)	$ (0.04)
Basic and diluted average shares outstanding	10,000,244	6,691,946

See Notes to Financial Statements.
EC POWER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
THREE MONTHS ENDED MARCH 31, 2001 (Unaudited)
										Accum- ulated Compre- hensive

	Common Stock ($0.001 par value)		Preferred Stock ($0.01 par value)		Capital in Excess of		Unearned Interest	Treasury Stock

	Shares	Amount	Shares	Amount	Par Value	Deficit	Expense	Shares	Amount	(Loss)	Total

Balance December 31, 2000	9,996,911	$ 9,997	2,589,815	$25,899	$2,831,207	$(2,957,878)	-	-	$ -	(7,363)	(98,138)

Proceeds from sale of
common stock	300,000	300	-	-	289,700	-	-	-	-	-	290,000

Warrants issued for services	-	-	-	-	29,230	-	-	-	-	-	29,230

Warrants issued for interest
expense	-	-	-	-	45,000	-	(33,444)	-	-	-	11,556

Loss for the three months ended March 31, 2001
	-	-	-	-	-	(319,131)	-	-	-	-	(319,131)

Comprehensive (loss)	-	-	-	-	-	-	-	-	-	(29,553)	(29,553)

Balance March 31, 2001	10,296,911	$10,297	2,589,815	$25,899	$3,195,137	$(3,277,009)	(33,444)	-	$ -	$(36,916)	$(116,036)

See Notes to Financial Statements.

EC POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2001	2000
Operating Activities
Net income or (loss)	$ (319,131)	$ (264,321)
Adjustments to reconcile net (loss) to net cash used by operating activities
Depreciation and amortization	12,578	31,690
Expenses paid for by issuance of stock	-	-
Expenses paid for by issuance of warrants	40,786	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	59,866	20,689
(Increase) decrease in other receivables	(90,027)	12,131
(Increase) decrease in deferred charges	1,428	1,768
(Increase) decrease in prepaid expenses	1,893	492
(Increase) decrease in inventory	17,396	(36,756)
(Increase) decrease in other assets	6,015	3,698
(Increase) decrease in deposits	7,589	-
(Increase) decrease in deferred offering cost	-	-
Increase (decrease) in accounts payable,
accrued expenses and other liabilities	(36,043)	10,951
Increase (decrease) in deferred revenue	(12,796)	(6,023)
Increase (decrease) in due to related parties	16,200	-
Net cash (used) by operating activities	(294,246)	(225,681)
Investing Activities
Investment in Neft	-	-
Purchase of fixed assets	(57,165)	-
Net cash (used) by investing activities	(57,165)	-
Financing Activities
Increase (decrease) in shareholder loans	(17,500)	6,380
Increase in other loans	60,022	-
Sale of common stock	290,000	177,000
Sale of preferred stocks	-	-
Net cash provided by financing activities	332,522	183,380
Increase (decrease) in cash	(18,889)	(42,301)
Cash at beginning of period	20,881	56,039
Cash at end of period	$ 1,992	$ 13,738
Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$ -	$ 2,625
Income taxes (benefits)	$ 549	$ (2,370)
Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities:
Issuance of 30,000 shares of common stock
for interest payable	$ -	$ -
Issuance of 503,152 shares of common stock
for settlement of loans payable and interest
payable	-	-
Issuance of 700,001 shares of common stock
for services	-	-
Issuance of 93,139 shares of common stock
for interest payable	-	-
Issuance of 648,515 shares of common stock
for settlement of loans payable	-	-
Issuance of 462,965 shares of common stock
for settlement of loans payable	-	-
Issuance of 17,500 warrants for services	$ 29,230	$ -
Issuance of 64,948 warrants for loan interest	$ 45,000	$ -

See Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial information as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 2-	INVENTORY
				March 31,
				2001
	Work in progress			38,827
	Raw materials			-
	Finished goods			-
				38,827

Note 3-	PROPERTY AND EQUIPMENT

	Equipment and leasehold consists of the following:			March 31,
				2001
	Lab equipment			$458,452
	Office furniture and equipment			58,542
	Lab improvements			194,230
	Other in progress			489
				711,713
	Less: Accumulated depreciation and amortization:

	Lab equipment			$ 366,623
	Office furniture and equipment			51,646
	Lab improvements			184,811
	Other in progress			489
				603,569
				$ 108,144

Note 4-	LOANS PAYABLE
	Loans payable were as follows:
				Balance
	Origination	Interest	Due	March 31,
	Date	Rate	Date	2001

	10/15/2000	6%	Demand	$ 212
	01/09/2001	10%	07/09/01	5,000	*
	01/10/2001	10%	09/10/01	15,000	*
	01/18/2001	10%	03/18/02	25,000	*
				$ 45,212
	(*) Lenders were granted warrants to purchase common stock of the company with exercise prices ranging from $0.27 to $1.00 per share.

Note 5-	SHAREHOLDERS' LOANS PAYABLE
			March 31,
	Shareholders' loans payable were as follows:		2001

	Chairman of the Board	10% Demand Loan	$ 33,426
	Former President	10% Demand Loan	39,380
	Other shareholders	10% Demand Loan	15,000
			$ 87,806

Note 6-	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

		March 31, 2001
		Carrying
	Assets:	Amount	Fair Value
	Cash and cash equivalents	$ 1,992	$ 1,992
	Accounts receivable	149,940	149,940
	Other receivable	519,965	519,965
	The carrying amounts of cash and cash equivalents, accounts receivable and other receivable are a reasonable estimate of their fair value because of the short maturity of those instruments.

Note 7-	INCOME TAXES
	The provision (benefit) for income taxes consisted of the following (in thousands):
		Three Months ended March 31,
	Current:	2001	2000
	Federal tax expense	$ (52)	$ (90)
	State tax expense	(8)	(13)
	Foreign R&D credit	-	2
	Deferred:
	Federal tax expense	52	90
	State tax expense	8	13
	Foreign R&D credit	-	(2)
		$ -	$ -
	A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:
		Three Months ended March 31,
		2001	2000
	Statutory federal income tax	34%	34%
	State income tax-net of
	federal benefit	5%	5%
	Valuation allowance	-39%	-39%
		0%	0%
	The components of deferred tax assets and liabilities were as follows (in thousands):
		March 31,
	Deferred tax assets:	2001
	Net operating loss carryforward	$ 1,215
	Total deferred tax assets	1,215
	Valuation allowance	(1,215)
	Net deferred tax assets	$ -

SFAS No, 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2001 , a valuation allowance for the full amount of the net deferred tax asset was recorded because of continuing losses and uncertainties as to the amount of taxable income that would be generated in future years.

The Company recognized a loss for the period ended March 31, 2001 . The amount of available additional net operating loss carryforwards are approximately $60,000 for 2001, $103,000 for 2000, $375,000 for 1999 and $464,000 for 1998. The net operating loss carryforwards, if not utilized, will expire in the years 2013 through 2021. The net operating loss of the Company's foreign subsidiary may not be used to offset any income earned by the Company. Additionally the foreign subsidiary is claiming all refundable income tax credits resulting from its operating losses.

Note 8-	DUE TO RELATED PARTIES
	Due to related parties consists of the following:	March 31,
2001
	Consulting fee payable to Former President	$ 50,925
	Directors' fees payable	44,206
	Compensation payable	131,125
$ 226,256

Note 9-	COMMITMENTS AND CONTINGENCIES

Cash flows from operating activities are insufficient to meet the Company's cash flow requirements. The Company is extremely dependent on its majority stockholders contributing capital and outside financing to enable the Company to continue operating. The majority stockholders of the Company intend to finance the Company until the Company can generate sufficient cash flows to maintain itself.

Note 10-	GOING CONCERN MATTERS
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the financial statements for the three months ended March 31, 2001, the Company incurred losses from operations of $319,131 and generated negative cash flows from operations of $294,246. Additionally, the Company is financing operations with short term demand notes which if called would have an adverse effect on company operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required to ultimately attain profitability. The Company is also actively pursuing additional equity financing through stock sales and when necessary, management has loaned money to the Company for working capital. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 11-	COMPREHENSIVE INCOME (LOSS)
	Accumulated other comprehensive income (loss) consists of the following:
			March 31,
			2001	2000
	Foreign currency translation
	adjustment		$(29,553)	$71,228	$

	A summary of the components of other comprehensive income (loss) for the three months ended March 31, 2001 and 2000 is as follows (unaudited):
					Before-Tax Income
					Amount Tax
	March 31, 2001
	Net foreign currency translation			$(29,553)	$ -
	Other comprehensive income			$(29,553)	$ -

					Before-Tax Income
					Amount Tax
	March 31, 2000
	Net foreign currency translation			$71,228	$ -
	Other comprehensive income			$71,228	$ -

Note 12-	COMMON STOCK WARRANTS AND OPTIONS
	During the first quarter of 2001 the Company granted warrants to lenders in connection with loans made to the Company as follows:

						Weighted
			Number		Number of	Average
			Exercisable	Range of	Outstanding at	Remaining
		Exercise Price	December 31,	Exercise	December 31,	Contractual
		per Share	2000	Prices	2000	Life in Years
		$0.23	18,519	$0.27	18,519	0.99
		$0.35	21,429	$0.35	21,429	0.99
		$1.00	25,000	$1.00	25,000	1.21

	The Company charged $45,000 for the cost of issuing these warrants and is expensing the cost over the life of the loans.

	During the first quarter of 2001, the Company issued 17,500 warrants for services and charged $29,230 to operations. These warrants have an exercise price of $1.00 and expire on December 31, 2003.
	The following is a summary of warrant transactions:
				March 31,
				2001
	Outstanding at beginning of period			2,058,903
	Granted during the period			82,448
	Outstanding and eligible for exercise			2,141,351

		Number		Weighted	Number
	Exercise	Exercisable at	Range of	Exercise	Outstanding at
	Price	March 31,	Exercise	Price	March 31,
	Per Share	2001	Prices	Per Share	2001
	$ 0.20	617,026	$ 0.20	$0.20	617,026
	0.27	1,054,169	0.27	0.27	1,054,169
	0.27	387,708	0.27	0.27	387,708
	0.27-1.00	82,448	0.27-1.00	0.67	82,448

Note 13-	SUBSEQUENT EVENT

In May 2001, Sorapec entered into a technology license agreement with a French corporation. This agreement grants the French corporation the rights to some of Sorapec's PEM fuel cell patents to produce fuel cells for specific applications, in specified territories in consideration for a front payment of 500,000 Euros, which have been received by Sorapec S.A., and royalties on future sales. The French corporation also extended a loan of 500,000 Euros to EC Power, Inc. This loan is to be repaid within fourteen months with interest at the rate of 7%.

Item 6.       Management's Discussion and Analysis of Financial Condition and Results of
                    Operations

General

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

       EC Power, Inc. was incorporated in Delaware on March 25, 1999. On March 29, 1999, we acquired all of the membership interests of EC Power LLC in exchange for 3,513,319 shares of our stock. The members of the LLC had contributed $284,341 in cash into the LLC. In April 1999 we merged with Neft Acquisitions, Inc., a shell corporation having no assets or operations, and issued the shareholders of Neft 334,606 shares of our stock. We became the surviving entity.

       In late 1997, the shareholders of Sorapec S.A. agreed to issue and sell to the founders of EC Power LLC 35,000 new shares representing a 90% interest in Sorapec. We accomplished that by issuing the Sorapec shareholders that owned that 90% interest 950,467 EC Power shares, which we valued at $186,235. For accounting purposes, that transaction has been treated as an acquisition of EC Power Inc. by Sorapec and as a recapitalization of Sorapec. The historical financial statements prior to January 1, 1998, are those of Sorapec, giving effect to the acquisition as if the acquisition took place on January 1, 1997. In March 2000, we purchased additional shares of Sorapec for $25,000 and converted $989,684 of loans to Sorapec into Sorapec shares, which increased our ownership in Sorapec to 94%.

Overview

       We are engaged in the development and manufacture of proton exchange membrane fuel cells and bi-polar nickel-zinc batteries through our French subsidiary, Sorapec. The technology has been developed over a period of years by Sorapec, which is considered a European leader in applied research and development in electrochemistry. During the past twenty-five years, Sorapec has been a party to over 100 patents and has undertaken over 300 research contracts for corporate accounts and government agencies such as Renault, Peugeot, Autosil, Electricite de France, the French state-owned utility, Commissariat a l'Energie Atomique, the French atomic energy authority, the French armament agency, and others.

       In the proton exchange membrane fuel cell arena, we have focused on applications requiring portable power supply up to 2 kW to 5kW. We have identified a number of such applications in the oil & gas, military, back-up power, and outdoor recreation markets. However, we are accelerating our power scale-up to 50kW in consideration of the cooperation agreement we recently entered with Helion S.A. Because Helion's parent company, Technicatome S.A., operates in markets where it has identified a need for fuel cell systems of 50kW and over, this opportunity justifies that we adapt our plan accordingly.

       Because of the large variety of end uses, we will focus on stack development and production, while our customers will integrate them into complete fuel cell systems, as Helion plans to do for its selected applications. This approach, and the ability to supply stacks in a broad power range, will allow faster market diversification. Once we establish our presence in a given market, through one or several system integrators serving such market, we will be able to react faster to new market opportunities, for instance in the residential and small commercial sectors.

       We are also involved in the development of an advanced battery system because we believe that some applications are more likely to be powered by batteries than other power sources, at least in the foreseeable future. We further believe that nickel-zinc batteries, the technology that we are developing, has the potential to completely displace nickel-cadmium (Ni-Cd) batteries in large markets such as scooters, bicycles, cordless power tools, and other applications requiring small, high-performance, rechargeable batteries. Our immediate focus is to develop such a battery system for an electric scooter program pursued with Peugeot Motocycles (France), PML Flightlink (UK), Citelec (Belgium), and the University of Brussels in a 50% cost-share contract awarded by the EU.

       EC Power was formed to acquire a controlling interest in Sorapec and to further the development of Sorapec's advanced technology in fuel cells and nickel-zinc batteries. To date, our existing stockholders in the aggregate have invested $2.6 million in cash and $603,000 in in-kind contributions (services paid in shares). Since inception, we have devoted substantially all of our resources toward the development of our proton exchange membrane fuel cell and nickel-zinc battery systems.

       We are a product development company and expect to bring our first commercial products to market in the 2003 to 2004 time frame. We have derived most of our revenues from French and EU government research and development contracts. Substantially all of these government contracts related to proton exchange membrane fuel cell and nickel-zinc battery research and development, and the technology developed under these contracts is directly applicable to our product development goals.

       Since 1999, we have raised capital through the issuance of equity, formed co-development alliances, entered into several consortium arrangements, and, in the second quarter of 2001, entered into cooperation and license agreements with Helion. We completed our first proton exchange membrane fuel cell stack prototypes in late 2000. We expect to manufacture our first Ni-Zn battery prototypes by the end of 2002. We also expect to start setting up our pilot plant in early 2002 and have pre-production manufacturing capabilities by late 2002. We do not expect significant product sales until 2003.

       From inception through March 31, 2001, we incurred losses of $3,277,009. We expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and supply for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of tests. There can be no assurance that we will manufacture or sell fuel cell and/or battery systems successfully or ever achieve or sustain product revenues or profitability.

Results of Operations

Comparison Of The Three Months Ended March 31, 2001 And March 31, 2000

       Revenues. Through March 31, 2001, our revenues were again derived mostly from cost reimbursement government contracts relating to the research and development of proton exchange membrane fuel cell and nickel- zinc battery technology.

       Contract revenues increased by 35.8% from $91,113 for the three months ended March 31, 2000 to $123,718 for the three months ended March 31, 2001. If we eliminate the effect of a 6.9 % increase of the US dollar to the French franc exchange rate, revenues for 2001 are 45.1% above 2000. This relative increase is mostly attributable to the fact that first quarter 2000 revenues were adversely affected by government delays in granting certain contracts that we expected to secure in that quarter, but only came to grant later in 2000 and in 2001.

       Cost Of Revenues. Cost of contract revenue was $59,272 for the three months ended March 31, 2000 as compared to $56,718 for the three months ended March 31, 2001. Accordingly, our gross margin increased from 35.0% to 54.2%.

       Research And Development. Research and development expenses increased from $41,299 for the three months ended March 31, 2000 to $68,611 for the three months ended March 31, 2001. As a percentage of revenues, they increased from 45.3% for the three months ended March 31, 2000 to 55.5% for the three months ended March 31, 2001.

       We expect to increase our spending on research and development in the future to approximately $400,000 to $500,000 per year in order to accelerate the prototype production and testing program, to design our pilot-plant facilities, and to commence procurement of custom equipment. Beyond 2001, we plan to continue development activities related to performance improvements of our fuel cells and Nickel Zinc batteries, and to start planning our volume production plant.

       General And Administrative. General and administrative expenses increased slightly by 1.8% from $264,492 for the three months ended March 31, 2000 to $269,217 for the three months ended March 31, 2001. The increase is principally attributable to professional services used in conjunction with the preparation of our initial public offering. In 2001 we also accrued cash compensation for our American executives instead of issuing shares and warrants to them as compensation.

       Loss From Operations. Our operating loss increased from $273,950 for the three months ended March 31, 2000 to $300,058 for the three months ended March 31, 2001. The increase was principally due to the compensation expense we incurred in 2001.

       Compensation Expense. Our total expenses and related net loss for the three month period ended March 31, 2001, included compensation expense related to the issuance of 17,500 warrants. Compensation expense was $29,230 for the three months ended March 31, 2001.

Liquidity and Capital Resources

       Cash Flow Information. For the three months ended March 31, 2001 and 2000, net cash used in operations was $294,246 and $225,681, respectively, an increase of 30.4% from 2000 to 2001. Net cash used in investing activities, the purchase of fixed assets, during the three months ended March 31, 2001, was $57,165, up from $0 for the prior period. During the three months ended March 31, 2001 and 2000, cash from financing activities included borrowings of $60,022 and $6,380, respectively, before note payable payments of $17,500 for the three months ended March 31, 2001. Additionally, net cash from financing activities included net proceeds of $177,000 from the sale of common stock during the three months ended March 31, 2000 and $290,000 during the three months ended March 31, 2001.

       For the year ended December 31, 2000, and 1999, net cash used in operations was $813,994 and $868,964, respectively. Net cash used in investing activities in the year ended December 31, 2000, for the purchase of fixed assets was $13,145 compared to $16,876 in the prior year. In fiscal 1999 we also made a $46,927 investment in Neft Acquisition pursuant to the merger with it. During the years ended December 31, 2000, and 1999, cash from financing activities included borrowings of $56,391 and $356,606, respectively, before note payments of $84,810 for the period ended December 31, 2000. We also received $820,400 in the year ended December 31, 2000, from the sale of common stock, and $632,196 from the sale of common and preferred stock for the year ended December 31, 1999.

       Future Liquidity Considerations. At March 31, 2001, we had cash and cash equivalents of $1,992, and a working capital deficit of $354,317. Our independent auditors have included in their audit report an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about its ability to continue as a going concern. We have generated operating cash losses from 1997. Additionally, we require and will continue to require, cash to fund the net losses and capital requirements associated with our planned growth. The cash required to fund such activities will be substantial and beyond what we currently hold in cash and cash equivalents. Management believes that approximately $2,600,000 of cash will be required to fund planned operations for the next twelve months.

       Our accounts receivable of $669,905 at March 31, 2001, include $519,965 from the French government for grants and R&D tax credits receivable. Our accounts payable and accrued expenses were $532,885 as of March 31, 2001.

       We have financed our operations to date primarily through the private sale of equity securities and borrowings from our shareholders and other parties. During the year ended December 31, 2000, we sold 3,571,672 shares of our common stock for $936,000 in cash and forgiveness of indebtedness.

       Since we began operations, we have experienced a shortage of working capital. We need additional working capital in order to support our growth.  We are depending upon the proceeds of a public offering to supply us with needed working capital. Since we are conducting the offering ourselves, we are uncertain that the offering will be successful in providing us with the needed funds. It is likely that additional financings will be necessary in the future which may involve either the sale of additional equity or debt. In either case, the terms of future financings could have an adverse effect on the value of our securities.

       Our working capital needs continue. In the first quarter of 2001, we sold 300,000 shares of our common stock for $290,000 from overseas institutional investors and borrowed $60,022. We also owed $314,062 to officers, directors, and other related parties. Those persons have informed us that they will offer to convert part of their debt into equity at the conclusion of this offering, but we have no commitment to do so. Management believes that those persons would extend their loans until we are able to pay them if they are not converted. However, approximately $90,000 from the proceeds of this offering may be used to pay one of our former directors and our CEO part of the amounts we owe them, if at least $1,500,000 is raised in our public offering.

       In May 2001 we received a license fee of 500,000 euros. We used those proceeds to finance our French operations and to reduce our accounts payable. In June 2001, we received approval of a long term, interest-free loan from the French government pursuant to which it will reimburse us 40% of the cost of building our pilot manufacturing facility for the fuel cell stacks. Management anticipates that if we receive net proceeds from our public offering of at least $1,900,000, together with internally generated funds from operations and the French government loan, we will be able to meet our presently projected cash and working capital requirements for the next 12 months. If only the minimum offering of $1,000,000 is raised, we may have to postpone some of our planned investments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

None.

SIGNATURE

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

E.C. POWER, INC.
Date: August 30, 2001	By: /s/ Michel Morin Michel Morin, CEO