Form 10QSB/A
period 2001-03-31
EC POWER INC
filed 2002-02-04
CIK 1083954

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1

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
Yes [ ] No [ ] *** not applicable ***

APPLICABLE ONLY TO CORPORATE ISSUERS

          As of January 25, 2002, the Company had 10,296,911 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

Part I - Condensed Consolidated Financial Statements

Item 1 - Condensed Consolidated Financial Statements

The consolidated financial statements of EC Power, Inc. and subsidiary (collectively, the "Company"), included herein were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements of the Company as included in the Company's Form SB-2, which contains financial statements for the year ended December 31, 2000.

EC POWER, INC.
BALANCE SHEET

March 31,	December 31
2001	2000
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 1,992	$ 20,881
Accounts receivable, trade	149,940	209,806
Other receivable	519,965	429,938
Inventory	38,827	89,625
Total Current Assets	710,724	750,250
Property plant and equipment net of accumulated depreciation	108,144	61,709
Deferred charges	435	1,863
Prepaid expenses	909	2,802
Deposits	47,224	54,813
Deferred offering cost	19,000	19,000
Patents and computer software	58,569	64,584
Other assets	4,000	4,000
Total Assets	$949,005	$ 959,021
LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	532,885	568,928
Deferred revenue	142,882	155,678
Due to related parties	226,256	210,056
Loan payable	75,212	15,190
Shareholders' loans payable	87,806	105,306
Total Current Liabilities	1,065,041	1,055,158
Commitments and contingencies	-	-
Minority interest	-	2,001
Stockholders' Equity (Deficit)
Common stock, 100,000,000 shares authorized at $.001 par value; issued and outstanding 10,296,911 at March 31, 2001	10,297	9,997
Preferred stock 50,000,000 shares in total authorized at $.01 par value: Series A 5,000,000 shares authorized, issued and outstanding 2,589,815 at March 31, 2001	25,899	25,899
Capital in excess of par value	4,865,932	4,502,002
(Deficit)	(4,055,351)	(3,675,965)
Unearned interest expense	(33,444)	-
Unearned compensation	892,453	(952,708)
Accumulated comprehensive income	(36,916)	(7,363)
Stockholders' (Deficit)	(116,035)	(98,138)
Total Liabilities and Capital	$ 949,005	$ 959,021

See Notes to Financial Statements.

EC POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)
	For the Three Months Ended March 31,
	2001	2000
Sales revenues	$ 123,718	$ 91,113
Cost of sales	56,718	59,272
Gross profit	67,000	31,841
General and administrative expenses	269,217	264,492
Stock compensation (general and administrative)	89,485	131,698
Research and development	68,611	41,299
	427,313	437,489
Loss from operations	(360,313)	(405,648)
Other income and expenses
Interest income	457	-
Interest expense	(20,982)	(2,625)
Loss before taxes, prior period adjustment and minority interest	(380,838)	(408,273)
Prior period adjustment	-380,838	-
Loss before taxes and minority interest	(380,838)	(408,273)
Minority interest share of loss	2,001	9,884
Benefit (Provision) for income taxes	(549)	2,370
Net (loss)	(379,386)	(396,019)
Other comprehensive income (loss)
Foreign currency translation adjustment	(29,553)	71,228
Comprehensive (loss)	$ (408,939)	$ (324,791)
Basic and diluted (loss) per share	$ (0.04)	$ (0.06)
Basic and diluted average shares outstanding	10,000,244	6,691,946


See Notes to Financial Statements
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

See Notes to Financial Statements.


EC POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2001	2000

Operating Activities
Net income or (loss)	$ (379,386)	$ (396,019)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	12,578	31,690
Expenses paid for by issuance of stock	-	-
Expenses paid for by issuance of warrants	101,041	131,698
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	59,866	20,689
(Increase) decrease in other receivables	(90,027)	12,131
(Increase) decrease in deferred charges	1,428	1,768
(Increase) decrease in prepaid expenses	1,893	492
(Increase) decrease in inventory	17,396	(36,756)
(Increase) decrease in other assets	6,015	3,698
(Increase) decrease in deposits	7,589	-
(Increase) decrease in deferred offering cost	-	-
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(36,043)	10,951
Increase (decrease) in deferred revenue	(12,796)	(6,023)
Increase (decrease) in due to related parties	16,200	-
Net cash (used) by operating activities	(294,246)	(225,681)
Investing Activities
Investment in Neft	-	-
Purchase of fixed assets	(57,165)	-
Net cash (used) by investing activities	(57,165)	-
Financing Activities
Increase (decrease) in shareholder loans	(17,500)	6,380
Increase in other loans	60,022	-
Sale of common stock	290,000	177,000
Sale of preferred stocks	-	-
Net cash provided by financing activities	332,522	183,380
Increase (decrease) in cash	(18,889)	(42,301)
Cash at beginning of period	20,881	56,039
Cash at end of period	$ 1,992	$ 13,738
Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$ -	$ 2,625
Income taxes (benefits)	$ 549	$ (2,370)
Non-cash investing and financing activities:
Issuance of 30,000 shares of common stock for interest payable	$ -	$ -
Issuance of 17,500 warrants for services	$ 29,230	$ -
Issuance of 64,948 warrants for loan interest	$ 45,000	$ -
Issuance of 94,677 incentive stock options	$ -	$ 216,147

See Notes to Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 -	DESCRIPTION OF BUSINESS

EC Power, Inc (the "Company") was incorporated in Delaware on March 25, 1999. On March 29, 1999 the Company acquired all the membership interests of EC Power LLC for an exchange of stock.

In April, 1999 the Company merged with Neft Acquisition Corp. ("Neft"), a shell corporation having no assets or operations. EC Power, Inc. became the surviving entity.

The Company is engaged in the development of PEM (Proton Exchange Membrane) fuel cells and Ni-Zn batteries and performs applied research and development in electrochemistry.

In late 1997, the shareholders of Sorapec S.A. ("Sorapec") agreed to issue and sell to the founders of EC Power, LLC. 35,000 new shares representing a 90% stake in Sorapec, the balance of the shares being held by key employees.

For accounting purposes, the acquisition has been treated as an acquisition of EC Power, Inc by Sorapec and as a recapitalization of Sorapec. The historical financial statements prior to January 1, 1998 are those of Sorapec giving effect to the acquisition as if the acquisition took place on January 1, 1997.

In March 2000, the Company purchased additional Sorapec shares for $25,000 and converted $989,684 of loans, which increased its ownership interest in Sorapec to 94%. In September 2000, additional Sorapec employees converted their interest in Sorapec for 178,626 shares of common stock of the Company, thereby increasing the Company's interest to 96.05% in Sorapec.

Note 2-	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

Note 3-	INVENTORY
		March 31,	December 31
		2001	2000
	Work in progress	$ 38,827	$ 89,625
	Raw materials	-	-
	Finished goods	-	-
		38,827	$ 89,625
Note 4-	ADVANCES TO EMPLOYEES - OTHER ASSETS
	Advances to employees are as follows:	March 31	December 31,
		2001	2000
		$ 4,000	$ 4,000
Note 5-	PROPERTY AND EQUIPMENT
	Equipment and leasehold consists of the following:			March 31,	December 31,
				2001	2000
	Lab equipment			$ 458,452	$ 430,016
	Office furniture and equipment			58,542	62,734
	Lab improvements			194,230	208,134
	Other in progress			489	524
				711,713	701,408
	Less: Accumulated depreciation and amortization:
	Lab equipment			366,623	389,906
	Office furniture and equipment			51,646	54,136
	Lab improvements			184,811	195,133
	Other in progress			489	524
				603,569	639,699
				$ 108,144	$ 61,709
Note 6-	LOANS PAYABLE
	Loans payable were as follows:
				Balance	Balance
	Origination	Interest	Due	March 31,	December 31,
	Date	Rate	Date	2001	2000
	10/15/2000	6%	Demand	$ 212	$ 15,190
	01/31/2001	10%	Demand	75,000	-
				$ 75,212	$ 15,190

Note 7-	SHAREHOLDERS' LOANS PAYABLE
				March 31,	December 31,
	Shareholders' loans payable were as follows:			2001	2000
	Chairman of the Board	10% Demand Loan		$ 33,426	$ 50,926
	Former President	10% Demand Loan		39,380	39,380
	Other shareholders	10% Demand Loan		15,000	15,000
				$ 87,806	$ 105,306
Note 8- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

		December 31, 2000
		Carrying
		Amount		Fair Value
		$ 20,881		$ 20,881
		209,806		209,806
		$ 449,938		$ 429,938

		March 31, 2001
		Carrying
	Assets:	Amount		Fair Value
	Cash and cash equivalents	$ 1,992		$ 1,992
	Accounts receivable	149,940		55,412
	Other receivable	$ 519,965		$ 565,878

	The carrying amounts of cash and cash equivalents, accounts receivable and other receivable are a reasonable estimate of their fair value because of the short maturity of those instruments.

Note 9-		INCOME TAXES
	The provision (benefit) for income taxes consisted of the following (in thousands):

		Three Months ended March 31,			Year Ended December 31,
		Current:	2001	2000	2000
		Federal tax expense	$ (129)	$ (99)	$ (322)
		State tax expense	(19)	(15)	(47)
		Foreign R&D credit	-	2	-
		Deferred:		26
		Federal tax expense	129	99	322
		State tax expense	19	15	47
		Foreign R&D credit	-	(26)	-
			$ -	$ -	$-
A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

Three Months ended March 31,	Year ended December 31,
2001	2000	2000
Statutory federal income tax	34%	34%	34%
State income tax-net of federal benefit	5%	5%	5%

Valuation allowance	-39%	-39%	39%
0%	0%	0%

The components of deferred tax assets and liabilities were as follows (in thousands):

March 31,	December 31,
Deferred tax assets:	2001	2000
Net operating loss carryforward	$ 650	$ 502
Total deferred tax assets	650	502
Valuation allowance	(650)	(502)
Net deferred tax assets	$ -	$ -

SFAS No, 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2001 and December 31, 2000, a valuation allowance for the full amount of the net deferred tax asset was recorded because of continuing losses and uncertainties as to the amount of taxable income that would be generated in future years.

The Company recognized a loss for the period ended March 31, 2001 and for the year ended December 31, 2000. The amount of available additional net operating loss carryforwards are approximately $148,000 for 2001, $369,000 for 2000, and $133,000 for 1999. The net operating loss carryforwards, if not utilized, will expire in the years 2013 through 2021. The net operating loss of the Company's foreign subsidiary may not be used to offset any income earned by the Company. Additionally the foreign subsidiary is claiming all refundable income tax credits resulting from its operating losses.

Note 10- DUE TO RELATED PARTIES

Due to related parties consists of the following:	March 31,	December 31,
2001	2000
Consulting fee payable to Former President	$ 50,925	$ 50,056
Directors' fees payable	44,206	44,206
Compensation payable	131,125	115,794
$ 226,256	$ 210, 056

Note 11- COMMITMENTS AND CONTINGENCIES

Cash flows from operating activities are insufficient to meet the Company's cash flow requirements. The Company is extremely dependent on its majority stockholders contributing capital and outside financing to enable the Company to continue operating. The majority stockholders of the Company intend to finance the Company until the Company can generate sufficient cash flows to maintain itself.

Note 12- COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following:

March 31,	December 31,
2001	2000	2000
Foreign currency translation adjustment	$(29,553)	$71,228	$26,806

Note 13- COMMON STOCK WARRANTS AND OPTIONS

During the first quarter of 2001 the Company granted warrants to lenders in connection with loans made to the Company as follows:

Number of
Number	Outstanding	Weighted
Exercisable	Range of	at December	Average Remaining
Exercise Price	December 31,	Exercise	31,	Contractual
per Share	2000	Prices	2000	Life in Years
$0.23	18,519	$0.27	18,519	0.99
$0.35	21,429	$0.35	21,429	0.99
$1.00	25,000	$1.00	25,000	1.21

The Company charged $45,000 for the cost of issuing these warrants and is expensing the cost over the life of the loans.

During the first quarter of 2001, the Company issued 17,500 warrants for services and charged $29,230 to operations. These warrants have an exercise price of $1.00 and expire on December 31, 2003.

The following is a summary of warrant transactions:

March 31,	December 31,
2001	2000
Outstanding at beginning of period	2,058,903	1,671,195
Granted during the period	82,448	387,708
Outstanding and eligible for exercise	2,141,351	2,058,903

Weighted
Number	Weighted	Number	Average
Exercise	Exercisable at	Range of	Exercise	Outstanding at	Remaining
Price	March 31,	Exercise	Price	March 31,	Contractual
Per Share	2001	Prices	Per Share	2001	Life in Years
$0.20	617,026	$0.20	$0.20	617,026	2.25
0.27	1,054,169	0.27	0.27	1,054,169	3.25
0.27	387,708	0.27	0.27	387,708	4.42
0.27-1.00	82,448	0.27-1.00	0.67	82,448	1.46
Note 14- EARNING PER SHARE CALCULATIONS

Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period . Diluted EPS representing the potential dilution that could occur from common stock issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month period ended March 31, 2001 and 2000 since there was no dilutive effect of potential common shares.

Note 15- SALE OF COMMON STOCK

The Company sold 50,000 shares of common stock of $0.80 per share for net proceeds of $40,000 and 250,000 shares of common stock for $1.00 per share for net proceeds of $250,000 to foreign shareholders. One of the foreign shareholders was elected to the Board of Directors.

Note 16- GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the financial statements for the year ended December 31, 2000, and the three months ended March 31, 2001, the Company incurred losses from operations of $1,368,248 and $379,386, after non-cash expenditures for stock compensation of $813,994 and $294,246, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Note 17- SUBSEQUENT EVENT
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


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


E.C. POWER, INC.
Date: February 4, 2002	By: /s/ Michel Morin Michel Morin, CEO
