Form 10QSB
period 2001-06-30
EC POWER INC
filed 2002-02-04
CIK 1083954

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2001

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
Yes [ ] No [ ] *** not applicable ***

APPLICABLE ONLY TO CORPORATE ISSUERS

          As of January 30, 2002, the Company had 10,296,911 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]
Part I - Condensed Consolidated Financial Statements

Item 1
Condensed Consolidated Financial Statements

The consolidated financial statements of the EC Power, Inc. and subsidiary (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally acccepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements of the Company as included in the Company's Form 10-SB for the year ended December 31, 2000.

EC POWER, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 365,991	$ 20,881
Accounts receivable, trade	38,335	209,806
Other receivable	450,675	429,938
Inventory	85,771	89,625
Total Current Assets	940,772	750,250

Property plant and equipment net of accumulated depreciation	125,200	61,709
Deferred charges	1,680	1,863
Prepaid expenses	15,229	2,802
Deposits	13,011	54,813
Deferred offering cost	149,000	19,000
Patents and computer software	93,278	64,584
Advances to employees	4,000	4,000
Total Assets	$ 1,342,170	$ 959,021

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$ 411,618	$ 568,928
Deferred revenue	98,669	155,678
Due to related parties	211,905	210,056
Loan payable	440,641	15,190
Shareholders' loans payable	87,806	105,306
Total Current Liabilities	1,250,639	1,055,158

Commitments and contingencies	-	-
Minority interest	20,791	2,001

Stockholders' Equity (Deficit)
Common stock, 100,000,000 shares authorized at $.001
par value; issued and outstanding 10,296,911 at June
30, 2001, and 9,996,911 at December 31, 2000	10,297	9,997
Preferred stock 50,000,000 shares in total authorized at
$.01 par value: Series A 5,000,000 shares authorized,
issued and outstanding 2,589,815 at June 30,
2001 and December 31, 2000	25,899	25,899
Capital in excess of par value	4,865,932	4,502,002
(Deficit)	(3,870,407)	(3,675,965)
Unearned interest expense	(21,888)	-
Unearned compensation	(832,200)	(952,708)
Accumulated comprehensive income	(106,894)	(7,363)
Stockholders' (Deficit)	70,739	(98,138)
Total Liabilities and Capital	$ 1,342,169	$ 959,021
See Notes to Financial Statements.

EC POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Sales revenues	$131,684	$96,852	$255,402	$187,965

Cost of sales	7,917	55,080	64,635	114,352

Gross profit	123,767	41,772	190,767	73,613
Licensing revenues	446,792	-	446,792	-
Total revenue	570,559	41,772	637,559	73,613

General and administrative expenses	229,910	216,581	499,127	481,073
Stock compensation (general and administrative)	60,256	131,698	149,738	263,396
Research and development	70,833	35,654	139,444	76,953
	360,999	383,933	788,309	821,422

Loss from operations	209,560	(342,161)	(150,750)	(747,809)

Other income and expenses
Interest income	(412)	-	45	-
Interest expense	(13,437)	(2,442)	(34,419)	(5,067)

Loss before taxes, prior period adjustment
and minority interest	195,711	(344,603)	(185,124)	(752,876)

Prior period adjustment	-	-	-	-

Loss before taxes and minority interest	195,711	(344,603)	(185,124)	(752,876)

Minority interest share of loss (income)	(10,770)	8,270	(8,769)	18,154
Benefit (Provision) for income taxes	-	19,306	(549)	21,676

Net (loss)	184,941	(317,027)	(194,442)	(713,046)

Other comprehensive income(loss)
Foreign currency translation adjustment	(69,978)	10,371	(99,531)	81,599

Comprehensive (loss)	$ 114,963	$ (306,656)	$ (293,973)	$(631,447)

Basic and diluted (loss) per share	$ 0.02	$ (0.04)	$ (0.02)	$(0.11)

Basic and diluted average shares outstanding	10,149,397	7,635,849	10,149,397	6,635,849

See Notes to Financial Statements.
EC POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Operating Activities
Net income or (loss)	$ 184,941	$ (317,027)	$ (194,442)	$ (713,046)
Adjustments to reconcile net (loss)
to net cash used by operating activities:
Depreciation and amortization	9,212	30,602	21,790	62,292
Expenses paid for by issuance of stock	-	6,000	-	6,000
Expenses paid for by issuance of warrants	60,256	131,698	161,294	263,396
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	111,605	43,372	171,471	64,061
(Increase) decrease in other receivables	69,290	69,568	(20,737)	81,699
(Increase) decrease in deferred charges	(1,245)	1,474	183	3,242
(Increase) decrease in prepaid expenses	(14,320)	(1,353)	(12,427)	(861)
(Increase) decrease in inventory	(13,542)	(41,376)	3,854	(78,132)
(Increase) decrease in other assets	(6,015)	(5,251)	-	(1,553)
(Increase) decrease in deposits	34,213	5,411	41,802	5,411
(Increase) decrease in patents	(93,878)	-	(93,878)	-
Increase in deferred offering expense	-	-	(130,000)	-
Increase (decrease) in accounts payable,
accrued expenses and other liabilities	(118,330)	(40,299)	(157,310)	(29,348)
Increase (decrease) in deferred revenue	(44,213)	6,023	(57,009)	-
Increase (decrease) in due to related parties	42,690	23,010	35,253	23,010
Net cash (used) by operating activities	220,664	(88,148)	(230,156)	(313,829)

Investing Activities
Purchase of fixed assets	(28,116)	-	(85,281)	-
Net cash (used) by investing activities	(28,116)	-	(85,281)	-

Financing Activities
Increase (decrease) in shareholder loans	(254,000)	35,000	(17,500)	41,380
Increase in other loans	425,451	(100,000)	392,047	(100,000)
Sale of common stock	-	155,400	290,000	332,400
Net cash provided by financing activities	171,451	90,400	664,547	273,780
Increase (decrease) in cash	363,999	2,252	349,110	(40,049)
Cash at beginning of period	1,992	13,738	20,881	56,039
Cash at end of period	$ 365,991	$ 15,990	$ 369,991	$ 15,990

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$ -	$ 5,067	$ -	$ 5,067
Income taxes (benefits)	$ 549	$ (21,676)	$ 549	$ (21,676)

Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities:

Issuance of 30,000 shares of common stock for interest payable	$ -	$ 6,000	$ -	$ 6,000

Issuance of 375,000 shares of common stock for the three months and six months for settlement of loans payable and interest payable	-	75,000	-	75,000

Issuance of 17,500 warrants for services	-	-	29,230	-

Issuance of 64,948 warrants for loan interest	-	-	45,000	-

Issuance of 94,677 incentive stock options	-	216,147	-	432,294
See Notes to Financial Statements.
EC POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Six Months
Ended June 30, 2001 and 2000 Are Unaudited)

Note 1-	DESCRIPTION OF BUSINESS

EC Power, Inc (the "Company") was incorporated in Delaware on March 25, 1999. On March 29, 1999 the Company acquired all the membership interests of EC Power LLC for an exchange of stock.

In April, 1999 the Company merged with Neft Acquisition Corp. ("Neft"), a shell corporation having no assets or operations. EC Power, Inc. became the surviving entity.

The Company currently operates in one business segment that is engaged in the development of PEM (Proton Exchange Membrane) fuel cells and Ni-Zn batteries and performs applied research and development in electrochemistry.

In late 1997, the shareholders of Sorapec S.A. ("Sorapec") agreed to issue and sell to the founders of EC Power, LLC. 35,000 new shares representing a 90% stake in Sorapec, the balance of the shares being held by key employees.

For accounting purposes, the acquisition has been treated as an acquisition of EC Power, Inc. by Sorapec and as a recapitalization of Sorapec. The historical financial statements prior to January 1, 1998 are those of Sorapec giving effect to the acquisition as if the acquisition took place on January 1, 1997.

In March 2000, the Company purchased additional Sorapec shares for $25,000 and converted $989,684 of loans, which increased its ownership interest in Sorapec to 94%. In September 2000, additional Sorapec employees converted their interest in Sorapec for 178,626 shares of common stock of the Company, thereby increasing the Company's interest to 96.05% in Sorapec. In June 2001, the Company converted $557,500 of loans which increased its ownership interest in Sorapec to 97.2%.

Note 2-	SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation

The consolidated financial statements include the accounts of EC Power, Inc. and its 97.2% owned subsidiary Sorapec. All significant intercompany accounts and transactions are eliminated in consolidation.

b.	Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.	Cash and Cash Equivalents

The Company generally classifies as cash equivalents all highly liquid instruments with a maturity of three months or less at the time of purchase.

d.	Property, Plant and Equipment

Property and equipment are accounted for at cost and are depreciated over their estimated useful lives on a straight-line basis. Lab equipment and office furniture and equipment have estimated useful lives of five to seven years while lab improvements have estimated useful lives of five to fifteen years.

e.	Research and Development Costs

Research and development costs are charged to operations as incurred.

f.	Revenue Recognition

The Company accounts for research and development contracts and grants on the percentage-of-completion method, and income is recognized as work on contracts progresses, but estimated losses on contracts are charged to operations immediately. The Company records sales when goods are delivered and profit is recognized at that time. The Company recognized revenue from the non refundable licensing fee front payment when received.

g.	Deferred Revenue

Deferred revenue represents the unearned portion of research and development grants received by the Company.

h.	Income Taxes

The Company previously adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (SFAS No. 109") which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits, (Note 9), the adoption of SFAS 109 had no effect on the financial statements of the Company.

i.	Translation of Foreign Currencies

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of shareholders' equity.

j.	Fair Value of Financial Instruments

The Company's cash represents a financial instrument as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of this financial instrument is a reasonable approximation of fair value, due to its current maturity.

k.	Earnings (Loss) Per Common Share

During 1998 the Company adopted SFAS No. 128, "Earnings Per Share"' which requires the reporting of both basic and diluted earnings per share. Net income per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable under conversion of preferred stock and stock warrants are excluded from computations as their effect is antidilutive.

l.	Comprehensive Income

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires an entity to report comprehensive income and its components and increases financial reporting disclosures.

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources. The Company has presented a statement of operations that includes other comprehensive income.

m.	Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No.25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation."

n.	Interim Reporting

The accompanying financial information as of June 30, 2001 and for the six months ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 3-	INVENTORY
		June 30,	December 31,
		2001	2000
	Work in progress	85,771	89,625
	Raw materials	-	-
	Finished goods	-	-
		85,771	89,625

Note 4-	ADVANCES TO EMPLOYEES - OTHER ASSETS

	Advances to employees are as follows:	June 30,	December 31,
		2001	2000
	Travel advances	$4,000	$4,000

Note 5-	PROPERTY AND EQUIPMENT
				June 30,	December 31,
	Equipment and leasehold consists of the following:			2001	2000

	Lab equipment			$464,335	$430,016
	Office furniture and equipment			62,299	62,734
	Lab improvements			187,673	208,134
	Other in progress			472	524
				714,779	701,408
	Less: Accumulated depreciation and amortization:

	Lab equipment			356,919	389,906
	Office furniture and equipment			50,992	54,136
	Lab improvements			181,196	195,133
	Other in progress			472	524
				589,579	639,699
				$125,200	$61,709

Note 6-	LOANS PAYABLE

	Loans payable are as follows:
				Balance	Balance
	Origination	Interest	Due	June 30,	December 31,
	Date	Rate	Date	2001	2000

	10/15/2000	6%	Demand	$5,841	$15,190
	05/15/2001	7%	07/15/02	434,800	-
				$440,641	$15,190

Note 7-	SHAREHOLDERS' LOANS PAYABLE
				June 30,	December 31,
	Shareholders' loans payable are as follows:			2001	2000

	Chairman of the Board	10% Demand Loan		$-	$50,926
	Former President	10% Demand Loan		39,380	39,380
	Other shareholders	10% Demand Loan		48,426	15,000
				$87,806	$105,306

Note 8-	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

		December 31, 2000
		Carrying
	Assets:	Amount	Fair Value
	Cash and cash equivalents	$20,881	$20,881
	Accounts receivable	209,806	209,806
	Other receivable	429,938	429,938

		June 30, 2001
		Carrying
	Assets:	Amount	Fair Value
	Cash and cash equivalents	$365,991	$19,400
	Accounts receivable	38,335	55,412
	Other receivable	450,675	565,878

	The carrying amounts of cash and cash equivalents, accounts receivable and other receivable are a reasonable estimate of their fair value because of the short maturity of those instruments.

Note 9-	INCOME TAXES

	The provision (benefit) for income taxes consists of the following (in thousands):
	Six Months ended
	June 30,			Year ended December 31,
	Current:	2001	2000	2000	1999
	Federal tax expense	$(63)	$(99)	$(322)	$(116)
	State tax expense	(9)	(15)	(47)	(17)
	Foreign R&D credit	-	26	-	54
	Deferred:
	Federal tax expense	63	99	322	116
	State tax expense	9	15	47	17
	Foreign R&D credit	-	(26)	-	(54)
		$ -	$ -	$ -	$-

	A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

	Six Months ended
	June 30,			Year ended December 31,
		2001	2000	2000	1999
	Statutory federal income tax	34%	34%	34%	34%
	State income tax-net of
	federal benefit	5%	5%	5%	5%
	Valuation allowance	-39%	-39%	-39%	-39%
		0%	0%	0%	0%

	The components of deferred tax assets and liabilities are as follows (in thousands):

				June 30,	December 31,
	Deferred tax assets:			2001	2000
	Net operating loss carryforward			$ 574	$ 502
	Total deferred tax assets			574	502
	Valuation allowance			(574)	(502)
	Net deferred tax assets			$ -	$ -

SFAS No, 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2001 and December 31, 2000, a valuation allowance for the full amount of the net deferred tax asset was recorded because of continuing losses and uncertainties as to the amount of taxable income that would be generated in future years.

The Company recognized a loss for the period ended September 30, 2001 and for the year ended December 31, 2000. The amount of available additional net operating loss carryforwards are approximately $171,000 for 2001, $369,000 for 2000, $133,000 for 1999. The net operating loss carryforwards, if not utilized, will expire in the years 2013 through 2021. The net operating loss of the Company's foreign subsidiary may not be used to offset any income earned by the Company. Additionally the foreign subsidiary is claiming all refundable income tax credits resulting from its operating losses.

Note 10-	RELATED PARTY TRANSACTIONS

The Chairman of the Board and a stockholder of the Company loaned money to the Company for the purpose of providing working capital. The loan is payable on demand and bears interest at a rate of 10% per annum. The interest is payable in shares of the Company's common stock. As of June 30, 2001 and December 31, 2000, the Company owed a balance of approximately $0 and $51,000 respectively to its Chairman of the Board. Additionally, other officers and stockholders of the Company loaned money to the Company for the purpose of providing working capital. These loans bear interest at a rate of 10% per annum that is payable in cash or in shares of the Company stock.

During 2000, the Former President purchased 814,816 shares of common stock for $220,000. Other stockholders purchased 2,223,704 shares of common stock for $600,400. In addition, the Company issued 250,000 shares of common stock to settle $50,000 of loans payable and issued 125,000 shares of common stock to another stockholder who paid $25,000 directly to the lender. The Company issued 30,000 shares of common stock to pay the interest due on the above loan. A company controlled by the Chairman of the Board converted $34,601 of loans into 128,152 shares of common stock.

During 1999, the Chairman of the Board converted $50,000 of loans into 250,000 shares of common stock and $25,000 of loans into 92,593 shares of preferred stock. In addition, a corporation controlled by the Chairman of the Board converted $15,080 and $60,241 of accounts payable into 75,400 and 223,114 shares of common stock, respectively. The Former President of the Company converted $40,000 of loans into 148,148 shares of preferred stock. Two other shareholders converted $20,000 of loans into 100,000 shares of common stock.

In 1999, the Chairman of the Board and the Former President received 12,500 shares and 20,000 shares respectively of common stock as a fee for their conversion of loans into preferred stock. The common stock was valued at $3,375 and $5,400, respectively.

During 1998, EC Power, LLC issued to its officers a membership interest for services rendered by those officers. The LLC interest was converted to shares of EC Power, Inc. common stock and distributed to the following officers of the Company who formerly were officers of the LLC.

	Shares	Valued at
Chairman of the Board	542,513	$ 106,278
Former President	426,151	83,483
Chief Executive Officer	542,002	106,178
Director	193,937	37,992
	1,704,603	$ 333,931

Also, during 1998, EC Power, LLC issued membership interests for interest expense to stockholders of the Company which were converted to shares of common stock by the stockholders.

	357,252	$ 70,000

During 1999, the Company issued shares of common stock for the payment of interest expense to the following officers and stockholders of the Company:

	Shares	Valued at
Chairman of the Board	38,160	$ 9,918
Former President	10,607	2,392
Other stockholders	7,116	1,892
	55,883	$ 14,202

In 1999, the Company issued shares of common stock for the payment of compensation to the following officers and stockholders of the Company:

	Shares	Valued at
Chairman of the Board	55,556	$ 35,646
Former President	92,593	59,411
Chief Executive Officer	148,148	95,058
Director & President of Sorapec SA	74,074	47,529
	370,371	$ 237,644
	In 2000 and 1999, the Company issued warrants to purchase common stock of the Company at $0.27 and $0.20 per share, respectively, to the following officers and directors of the

	Company:	2000		1999
			Additional		Additional
		Warrants	Compensation	Warrants	Compensation
	Chairman of the Board	39,625	$ 88,364	286,311	$ 106,412
	Former President	99,000	220,770	185,261	68,855
	Chief Executive Officer	149,000	332,270	296,519	110,206
	Directors	100,083	223,185	148,004	55,008
		387,708	$ 864,589	916,095	$ 340,481
	The additional compensation is being amortized over five years.

	Due to related parties consists of the following:			June 30,	December 31,
				2001	2000
	Consulting fee payable to Former President			$ 50,925	$ 50,925
	Directors' fees payable			56,706	50,000
	Compensation payable			104,274	109,131
				$211,905	$210,056
Note 11-	COMMITMENTS AND CONTINGENCIES

Cash flows from operating activities are insufficient to meet the Company's cash flow requirements. The Company is extremely dependent on both capital contributions from majority stockholders and outside financing in order to enable the Company to continue operations. The majority stockholders intend to finance the Company until it can generate sufficient cash flows to maintain itself.

Note 12-	STOCKHOLDERS' EQUITY

Prior to incorporation, EC Power, LLC had issued 6.884 membership interests and owned 22,255 of the 38,900 shares outstanding of Sorapec. 3,900 of Sorapec shares were owned by employees and the remaining 12,745 were held by other investors who were committed to exchange the shares for an additional 2.913 membership interest in EC Power, LLC, bringing the total membership interest to 9.797.

In November 1997, the shareholders of Sorapec agreed to issue and sell to the founders of EC Power, LLC. 35,000 new shares representing a 90% stake in Sorapec, the balance of the shares being held by key employees. To facilitate this, Sorapec effected a reorganization, thereby reducing its outstanding shares to 3,900 with corresponding reduction in capital of $649,990 and deficit of $703,504. The issuance of 35,000 new shares to EC Power, LLC was effected in two equal transactions in March 1998 and September 1998, resulting in a net capital increase of approximately $530,000.

In March 2000 EC Power, Inc. purchased new shares in Sorapec S.A. for $25,000 and converted $989,684 of loans for new shares, thereby increasing their ownership interest in Sorapec to 94%. In June 2001, the Company converted $557,500 of loans which increased its ownership interest to 97.2%.

During 2001, the Company converted $290,000 of foreign investor loans into 300,000 shares of common stock. ($40,000 into 50,000 shares and $250,000 into 250,000 shares.

During 2000, the Company sold 3,038,520 shares of common stock to some of its stockholders for $820,400. The Company also issued 503,152 shares of common stock to settle $109,601 in loans and 30,000 shares of common stock to settle $6,000 in interest payable.

EC Power, Inc. Shares Issued in Exchange for Membership Interests:

Following the incorporation of EC Power, Inc. on March 25, 1999, with authorized capital stock consisting of 100,000,000 shares of $0.001 par value common stock, the Company authorized the issuance of 4,999,933 shares to be exchanged against the 9.797 Membership interests (6.884 + 2.913) held by all Members following conversion, on the basis of 510.360 shares of EC Power, Inc. per interest, pro rata. For accounting purposes this transaction and the prior transactions are accounted for as an acquisition of EC Power, Inc. by Sorapec. The historical financial statements presented are restated to reflect the acquisition as if it took place on January 1, 1997. The Company issued 1,451,464 shares of common stock in March, 2000 to the former stockholders of Sorapec. In September 2000, one of Sorapec's former stockholders sold 178,626 of the Company's stock to the Chairman of the Board of EC Power, Inc. for an undisclosed amount.

Neft Acquisition Corp.

Neft Acquisition Corp. ("Neft") was incorporated in Delaware in October 1997 and never had any business operations prior to the merger with EC Power, Inc. As of March 30, 1999, Neft had 1,081 stockholders of record, no assets and no liabilities. The authorized capital stock of Neft consisted of 20,000,000 shares of $0.001 par value common stock, of which 8,573,337 was validly issued and outstanding. On March 22, 1999, seven stockholders of Neft agreed to sell a total of 6,858,670 shares of EC Power, Inc. for an aggregate amount of $35,500. On March 26, 1999, the Board of Directors of Neft and the holders of a majority of Neft shares (EC Power, Inc.) approved the issuance and sale, to EC Power, Inc., of 11,426,663 new Neft shares for $11,427. Following approval by the Board of Directors of both Neft and EC Power, Inc., Neft was then merged with and into EC Power, Inc. The effective date of the merger was April 5, 1999. As a result of the merger, EC Power, Inc. was the surviving corporation and Neft ceased to exist as a separate corporate entity. The investment in Neft by EC Power, Inc. caused a reduction in EC Power, Inc.'s capital of $46,927.

Under the terms of the merger, all stockholders of Neft are entitled to receive one share of EC Power, Inc. common stock for every fourteen shares of Neft common stock owned. Accordingly, EC Power, Inc. issued 1,428,571 shares to the Neft stockholders in exchange for their Neft shares. This transaction created 1,093,965 shares of Treasury Stock. The Company then sold 185,192 shares of common stock from the Treasury for gross proceeds of $50,002.

In connection with the issuance of the Convertible Preferred Stock, the Company issued 325,000 shares of common stock from the Treasury valued at $87,750 as additional consideration for purchasing the preferred stock. At the year end, the Company retired the balance of 583,773 shares of Treasury Stock.

In 1998, EC Power, LLC ("LLC") issued 3.34 membership interest in LLC to the promoters of LLC for services. This interest was converted to 1,704,603 shares of common stock of the Company.

Also, in 1998, LLC issued .70 membership interest in LLC for interest expense. This converted to 357,252 shares of common stock of the Company. One half of these shares was donated back to the Company during the year 2000. The Company recorded the $35,000 credit as a prior period adjustment.

In 1999 the Company issued 648,515 shares of common stock to pay $145,321 of loans payable and 55,883 shares of common stock in payment of $14,202 of interest expense.

The Company also issued 375,001 and 37,256 shares of common stock for compensation and additional interest valued at $238,894 and $10,059, respectively.

Series A Convertible Preferred Stock

In June 1999, the Company authorized 5,000,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). $0.01 par value. The Preferred Stock has a cumulative annual dividend of $0.0135 per share and restricts the payment of dividends to holders of Common Stock if any Preferred Stock dividends are in arrears. The Series A Convertible Preferred Stock has liquidation rights of $0.27 per share plus an amount equal to all accrued and unpaid dividends.

Stockholders of both common and preferred Stock have equal voting rights.

The preferred stock is convertible into common stock of the Company at the rate of one share of preferred stock for each share of common stock subject to certain adjustments.

Private Placement of Series A Convertible Preferred Shares

During 1999 the Company sold in a private placement 2,126,850 shares of Series A Convertible Preferred Stock at $0.27 per share for gross proceeds of $574,250.

The Company also issued 462,965 shares of the Series A Convertible Preferred Stock for payment of a $125,000 loan.

(See Note 10 Related Party Transactions.)
Note 13-	GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the financial statements for the years ended December 31 1999 and 2000, and the six months ended June 30, 2001, the Company incurred losses from operations of $1,053,858, $1,368,248 and $150,750, after non cash expenditures for stock compensation of $390,353, $526,763 and $149,738, respectively and generated negative cash flows from operations of $868,964, $813,994 and $230,156 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Note 14-	COMPREHENSIVE INCOME (LOSS)

	Accumulated other comprehensive income (loss) consists of the following:

		June 30,		December 31,
		2001	2000	2000	1999
	Foreign currency translation
	adjustment	$(69,978)	$10,371	$26,806	$(14,129)

	A summary of the components of other comprehensive income (loss) for the nine months ended September 30, 2001 and 2000 is as follows (unaudited):

			Before-Tax	Income	After-Tax
			Amount	Tax	Amount
	June 30, 2001
	Net foreign currency translation		$(69,978)	$ -	$(69,978)
	Other comprehensive income		$(69,978)	$ -	$(69,978)

			Before-Tax	Income	After-Tax
			Amount	Tax	Amount
	September 30, 2000
	Net foreign currency translation		$10,371	$ -	$10,371
	Other comprehensive income		$10,371	$ -	$10,371

	A summary of the components of other comprehensive income (loss) for the years ended December 31, 2000 and 1999 is as follows:

			Before-Tax	Income	After-Tax
			Amount	Tax	Amount
	December 31, 2000
	Net foreign currency translation		$26,806	$ -	$26,806
	Other comprehensive income		$26,806	$ -	$26,806

			Before-Tax	Income	After-Tax
			Amount	Tax	Amount
	December 31, 1999
	Net foreign currency translation		$(20,071)	$ -	$(20,071)
	Other comprehensive income		$(20,071)	$ -	$(20,071)
Note 15-	COMMON STOCK WARRANTS AND OPTIONS

	Stock Options

In 1999 the Company adopted the 1999 Equity Incentive Plan (the "1999 Plan") under which 1,000,000 shares of common stock are available for issuance with respect to awards granted to officers, management, other key employees of the Company, directors and consultants.

Under the 1999 Plan the option price may not be less than the market value of the Company's stock at the time the option is granted. Options granted under the 1999 Plan will vest in accordance with the option agreement determined by the Board of Directors at the time of the option grant. Replacement options may be granted under the 1999 Plan in connection with a participant's payment of part or all of the exercise price of a stock option with previously acquired shares of common stock. Proceeds from exercise of stock options are credited to the Company's capital accounts.

On December 31, 1999 the Company granted to key employees under the 1999 Plan, 300,000 options with an exercise price of $0.27 per share, that were fully vested and immediately exercisable. The options expire five years from the date of grant.

	On December 31, 1998 the Company granted 255,180 options with an exercise price of $0.20 to key employees.

	Information with respect to all stock options is summarized below:

		1999 Plan	Other	Total
	Outstanding at January 1, 1998	-	-	-
	Granted	-	255,180	255,180
	Outstanding at December 31, 1998	-	255,180	255,180
	Granted	300,000	-	300,000
	Outstanding at December 31, 1999	300,000	255,180	555,180
	Granted	-	-	-
	Outstanding at December 31, 2000	300,000	255,180	555,180
The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option grants.

In accordance with the SFAS 123, "Accounting for Stock Based Compensation", the Company has elected to provide the proforma disclosure. Had compensation cost for options granted been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows for the years ended December 31, 2000 and 1999:

	December 31,
	2000	1999
Net loss, as reported	$(1,338,307)	$(1,037,304)
Net loss, proforma	$(1,470,356)	$(1,055,370)
Basic and diluted loss per common share,
as reported	$ (0.16)	$ (0.25)
Basic and diluted loss per common share,
proforma	$ (0.18)	$ (0.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2000 and 1999:

	December 31,
	2000	1999
Risk-free interest rate	5.71-6.50%	4.65%
Expected dividend yield	-	-
Expected life	5 years	5 years
Expected volatility	100%	100%

The value of the options issued after November 1, 1999 is determined based upon a fair value of $2.50 per share, the offering price of the stock in this prospectus.

Under APB 25, no compensation was recognized in the consolidated financial statements for the value of the stock options issued to employees with an exercise price in excess of the estimated fair value of the Company stock at the time of grant. In situations where the fair value of the stock options was considered compensation, compensation expense was recorded and a corresponding amount recorded as additional paid in capital.

Common Stock Warrants

During 2000 and 1999, warrants to purchase 387,708 and 1,054,169 shares of common stock at $0.27, respectively, were granted. The exercise price was equal to the current market price of the stock on the date granted. All warrants expire five years after the date of issue, if not exercised. Warrants to purchase 2,141,351 shares of common stock were exercisable at June 30, 2001. The per share exercise prices of these warrants are as follows:

	Year of		Exercise	Year of
	Issue	Shares	Price	Expiration
	1998	617,026	0.20	2003
	1999	1,054,169	0.27	2004
	2000	387,708	0.27	2005
	2001	18,519	0.27	2001
	2001	21,429	0.35	2002
	2001	25,000	1.00	2002
	2001	17,500	1.00	2003
		2,141,351

During the first quarter of 2001 the Company granted warrants to lenders in connection with loans made to the Company as follows:
				Weighted
	Number		Number of	Average
	Exercisable	Range of	Outstanding at	Remaining
Exercise Price	December 31,	Exercise	December 31,	Contractual
per Share	2000	Prices	2000	Life in Years
$0.23	18,519	$0.27	18,519	0.99
$0.35	21,429	$0.35	21,429	0.99
$1.00	25,000	$1.00	25,000	1.21

The Company charged $45,000 for the cost of issuing these warrants and is expensing the cost over the life of the loans.

During the first quarter of 2001, the Company issued 17,500 warrants for services and charged $29,230 to operations. These warrants have an exercise price of $1.00 and expire on December 31, 2003.

The following is a summary of warrant transactions:

			June 30,	December 31,	December 31,
			2001	2000	1999
Outstanding at beginning of period			2,058,903	1,671,195	617,026
Granted during the period			82,448	387,708	1,054,169
Outstanding and eligible for exercise			2,141,351	2,058,903	1,671,195

Warrants Exercisable			Warrants Outstanding
					Weighted
	Number		Weighted	Number	Average
Exercise	Exercisable at	Range of	Exercise	Outstanding at	Remaining
Price	December 31,	Exercise	Price	December 31,	Contractual
Per Share	1999	Prices	Per Share	1999	Life in Years
$0.20	617,026	$0.20	$0.20	617,026	3.50
0.27	1,054,169	0.27	0.27	1,054,169	4.50

					Weighted
	Number		Weighted	Number	Average
Exercise	Exercisable at	Range of	Exercise	Outstanding at	Remaining
Price	December 31,	Exercise	Price	December 31,	Contractual
Per Share	2000	Prices	Per Share	2000	Life in Years
$0.20	617,026	$0.20	$0.20	617,026	2.50
0.27	1,054,169	0.27	0.27	1,054,169	3.50
0.27	387,708	0.27	0.27	387,708	4.67

					Weighted
	Number		Weighted	Number	Average
Exercise	Exercisable at	Range of	Exercise	Outstanding at	Remaining
Price	June 30,	Exercise	Price	June 30,	Contractual
Per Share	2001	Prices	Per Share	2001	Life in Years
$ 0.20	617,026	$0.20	$0.20	617,026	2.25
0.27	1,054,169	0.27	0.27	1,054,169	3.25
0.27	387,708	0.27	0.27	387,708	4.42
0.27-1.00	82,448	0.27-1.00	0.67	82,448	1.46

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

       The following discussion should be read in conjunction with our financial statements, the notes to those financial statements and other financial information appearing elsewhere in this prospectus. In addition to historical information, the following discussion and other parts of this prospectus contain forward-looking statements that reflect our plans, estimates, intentions, expectations, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors" section and contained elsewhere in this prospectus.

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

Overview

       We are engaged in the development and manufacture of proton exchange membrane fuel cells and bipolar nickel-zinc batteries through our French subsidiary, Sorapec. The technology has been developed over a period of years by Sorapec, which is considered a European leader in applied research and development in electrochemistry. During the past twenty-five years, Sorapec has been a party to over 100 patents and has undertaken over 300 research contracts for corporate accounts and government agencies such as Renault, Peugeot, Autosil, Electricite de France, the French state-owned utility, Commissariat a l'Energie Atomique, the French atomic energy authority, the French armament agency, and others.

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

       EC Power was formed to acquire a controlling interest in Sorapec and to further the development of Sorapec's advanced technology in fuel cells and nickel-zinc batteries. To date, our existing stockholders in the aggregate have invested $2.7 million in cash and $550,000 in in-kind contributions (services paid in shares). Since inception, we have devoted substantially all of our resources toward the development of our proton exchange membrane fuel cell and nickel-zinc battery systems.

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

       Since inception, we have raised capital through the issuance of equity, formed co-development alliances, entered into several consortium arrangements, and, in the second quarter of 2001, entered into cooperation and license agreements with Helion. We completed our first proton exchange membrane fuel cell stack prototypes in late 2000. We expect to manufacture our first Ni-Zn battery prototypes by the end of the first quarter of 2002. We also expect to start setting up our pilot plant in mid 2002 and have pre-production manufacturing capabilities by late 2002. We do not expect significant product sales until 2003.

       From inception through June 30, 2001, we incurred losses of $3,870,407. We expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and supply for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of tests. There can be no assurance that we will manufacture or sell fuel cell and/or battery systems successfully or ever achieve or sustain product revenues or profitability.

Results of Operations

Comparison of the Six Months Ended June 30, 2001 and June 30, 2000

       Revenues. Through June 30, 2001, our revenues were derived from three sources including: cost reimbursement government contracts relating to the research and development of proton exchange membrane fuel cell and nickel- zinc battery technology, limited product sales, and the front fee of a licensing transaction.

       Contract revenues increased by 36% from $187,965 for the six months ended June 30, 2000 to $255,402 for the six months ended June 30, 2001 This relative increase is mostly attributable to the fact that 2000 revenues were adversely affected by government delays in granting certain contracts that we expected to secure in the first half of 2000, but only came to grant later in that year and in 2001.

       Product sales remain a small, yet growing, component of total revenues. The main reason is that the products we ship are not accounted for separately when they constitute one of the deliverable items under a government contract. This situation will be changing effective next quarters as we start receiving orders for stacks and related test equipment. We will then discuss product sales in this section.

       During the six months ended June 30, 2001 our revenues also included a non-recurring amount of $446,792 for the front payment of a license sold to Helion S.A. As a result of this, total revenues for the period increased 274% over the same period in 2000.

       Cost of Revenues. Cost of revenue, excluding license fee, was $114,352 for the six months ended June 30, 2000 as compared to $64,635 for the six months ended June 30, 2001. Accordingly, our gross margin increased from 39% to 79%. The reason for the increase is mostly attributable to the much higher labor cost as a percentage of total contract cost as our contracts allow us to allocate overhead to the labor cost component. This was further compounded by task overlap between contracts.

       Research and Development. Research and development expenses increased by 81% from $76,953 for the six months ended June 30, 2000 to $139,444 for the six months ended June 30, 2001. As a percentage of revenues, excluding license fee, they increased from 41% for the six months ended June 30, 2000 to 55% for the six months ended June 30, 2001.

       We expect to further increase our spending on research and development in the future to approximately $400,000 to $500,000 per year in order to accelerate the prototype production and testing program, to design our pilot-plant facilities, and to commence procurement of custom equipment. Beyond 2001, we plan to continue development activities related to performance improvements of our fuel cells and Nickel Zinc batteries, and to start planning our volume production plant.

       General and Administrative. General and administrative expenses of $499,127 for the six months ended June 30, 2001 remained unchanged as compared to 481,073 for the six months ended June 30, 2000

       Loss from Operations. Our operating loss decreased from $747,809 for the six months ended June 30, 2000 to 150,750 for the six months ended June 30, 2001 principally due to the license fee earned in the current period.

       Stock Compensation: Our total expenses and related net loss include executive cash and non-cash compensation. Stock compensation for the six-months ended June 30, 2001 was $149,738 as compared to $263,396 for the same period in 2000, a decrease of 43%.

Liquidity and Capital Resources

       Cash Flow Information. For the six months ended June 30, 2001 and 2000, net cash used in operations was $230,156 and $392,047, respectively, a decrease of 26% from 2000 to 2001. Net cash used in investing activities, the purchase of fixed assets, during the six months ended June 30, 2001, was $85,281, an increase from none for the prior period. During the six months ended June 30, 2001 and 2000, cash from financing activities included borrowings of $392,047 and $41,380, respectively, before note payable payments of $17,500 for the six months ended June 30, 2001 and $100,000 for the six months ended June 30, 2000. Additionally, net cash from financing activities included net proceeds of 332,400 from the sale of common stock during the six months ended June 30, 2000 and $290,000 during the six months ended June 30, 2001.

       Future Liquidity Considerations. At June 30, 2001, we had cash and cash equivalents of $365,991, and a working capital deficit of $309,867. Our independent auditors have included in their audit report an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about its ability to continue as a going concern. We have generated operating cash losses from 1997. Additionally, we require and will continue to require, cash to fund the net losses and capital requirements associated with our planned growth. The cash required to fund such activities will be substantial and beyond what we currently hold in cash and cash equivalents. Management believes that approximately $2,600,000 of cash will be required to fund planned operations for the next twelve months.

       Our accounts receivable of $489,010 at June 30, 2001, are primarily from major corporations and the French government. Our accounts payable and accrued expenses were $411,618 as of June 30, 2001.

       Our working capital needs continue. In the first six months of 2001, we sold 300,000 shares of our common stock for $290,000 and borrowed $45,000, primarily from institutional investors. We also owed $299,711 to officers, directors, and other related parties at June 30, 2001. Management believes that those persons would extend their loans until we are able to pay them if they are not converted.

       In May 2001 we received a license fee of 500,000 euros, or approximately $450,000 from Helion SA. We used those proceeds to reduce our accounts payable. In June 2001, we received approval of a financial assistance package from the French government pursuant to which it will advance to us 40% of the cost of building our pilot manufacturing facility for the fuel cell stacks.

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