Form 10QSB
period 2001-09-30
EC POWER INC
filed 2002-02-04
CIK 1083954

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2001

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

EC POWER, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 19,400	$ 20,881
Accounts receivable, trade	55,412	209,806
Other receivable	565,878	429,938
Inventory	82,623	89,625
Total Current Assets	723,313	750,250

Property plant and equipment net of accumulated depreciation	89,645	61,709
Deferred charges	450	1,863
Prepaid expenses	8,054	2,802
Deposits	48,734	54,813
Deferred offering cost	104,500	19,000
Patents and computer software	97,830	64,584
Advances to employees	7,000	4,000
Total Assets	$ 1,079,526	$ 959,021

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$ 581,342	$568,928
Deferred revenue	93,367	155,678
Due to related parties	213,835	210,056
Loan payable	436,122	15,190
Shareholders' loans payable	39,380	105,306
Total Current Liabilities	1,364,046	1,055,158

Commitments and contingencies	-	-
Minority interest	15,691	2,001

Stockholders' Equity (Deficit)
Common stock, 100,000,000 shares authorized at $.001
par value; issued and outstanding 10,296,911 at September
30, 2001, and 9,996,911 at December 31, 2000	10,297	9,997
Preferred stock 50,000,000 shares in total authorized at
$.01 par value: Series A 5,000,000 shares authorized,
issued and outstanding 2,589,815 at September 30,
2001 and December 31, 2000	25,899	25,899
Capital in excess of par value	4,865,932	4,502,002
(Deficit)	(4,356,445)	(3,675,965)
Unearned interest expense	(9,965)	-
Unearned compensation expense	(771,947)	(952,708)
Accumulated comprehensive income	(63,982)	(7,363)
Stockholders' (Deficit)	(300,211)	(98,138)
Total Liabilities and Capital	$ 1,079,526	$ 959,021
See Notes to Financial Statements.
EC POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Sales revenues	$ 82,041	$ 114,068	$ 337,443	$ 302,033

Cost of sales	185,062	44,164	249,697	158,516

Gross profit	(103,021)	69,904	87,746	143,517
Licensing revenues	(3,953)	-	442,839	-
Total revenue	(106,974)	69,904	530,585	143,517

General and administrative expenses	215,199	234,925	714,326	715,998
Stock compensation (general and administrative)	60,253	131,698	209,991	395,094
Research and development	94,084	37,946	233,528	114,899
	369,536	404,569	1,157,845	1,225,991

Loss from operations	(476,510)	(334,665)	(627,260)	(1,082,474)

Other income and expenses
Interest income	4,970	8	5,015	8
Interest expense	(20,230)	(1,439)	(54,649)	(6,506)

Loss before taxes, prior period adjustment
and minority interest	(491,770)	(336,096)	(676,894)	(1,088,972)

Prior period adjustment	-	-	-	-

Loss before taxes and minority interest	(491,770)	(336,096)	(676,894)	(1,088,972)

Minority interest share of loss (income)	8,360	(13,645)	(409)	4,509
Benefit (Provision) for income taxes	(2,628)	4,549	(3,177)	26,225

Net (loss)	(486,038)	(345,192)	(680,480)	(1,058,238)

Other comprehensive income(loss)
Foreign currency translation adjustment	42,912	(29,494)	(56,619)	52,105

Comprehensive (loss)	$ (443,126)	$ (374,686)	$ (737,099)	$(1,006,133)

Basic and diluted (loss) per share	$ (0.05)	$ (0.04)	$ (0.07)	$ (0.14)

Basic and diluted average shares outstanding	10,296,911	8,706,540	10,198,386	7,608,691

See Notes to Financial Statements.
EC POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Operating Activities
Net income or (loss)	$ (486,038)	$ (345,192)	$ (680,480)	$ (1,058,238)
Adjustments to reconcile net (loss)
to net cash used by operating activities:
Depreciation and amortization	24,648	31,801	46,438	94,093
Expenses paid for by issuance of stock	-	-	-	220,333
Expenses paid for by issuance of warrants	60,253	131,698	221,547	180,761
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(17,077)	(32,509)	154,394	31,552
(Increase) decrease in other receivables	(126,653)	85,045	(147,390)	166,744
(Increase) decrease in deferred charges	1,230	1,665	1,413	4,907
(Increase) decrease in prepaid expenses	7,175	(11,295)	(5,252)	(12,156)
(Increase) decrease in inventory	3,148	6,370	7,002	(71,762)
(Increase) decrease in other assets	-	(3,248)	-	(4,801)
(Increase) decrease in deposits	(38,723)	8,377	3,079	13,788
(Increase) decrease in patents	60,632	-	(33,246)	-
(Increase) decrease in deferred offering cost	44,500	-	(85,500)	-
Increase (decrease) in accounts payable,
accrued expenses and other liabilities	169,282	(216,568)	11,972	(245,916)
Increase (decrease) in deferred revenue	(5,302)	(17,280)	(62,311)	(17,280)
Increase (decrease) in due to related parties	(54,054)	148,195	(3,779)	171,205
Net cash (used) by operating activities	(356,979)	(212,941)	(572,113)	(526,770)

Investing Activities
Investment in Neft	-	-	-	-
Purchase of fixed assets	10,907	(5,683)	(74,374)	(5,683)
Net cash (used) by investing activities	10,907	(5,683)	(74,374)	(5,683)

Financing Activities
Increase (decrease) in shareholder loans	(48,426)	(62,000)	(65,926)	(20,620)
Increase in other loans	43,907	50,000	420,932	(50,000)
Sale of common stock	-	488,000	290,000	820,400
Sale of preferred stocks	-	-	-	-
Net cash provided by financing activities	(4,519)	476,000	645,006	749,780
Increase (decrease) in cash	(350,591)	257,376	(1,481)	217,327
Cash at beginning of period	369,991	15,990	20,881	56,039
Cash at end of period	$ 19,400	$ 273,366	$ 19,400	$ 273,366

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$ -	$ 1,441	$ -	$ 6,508
Income taxes (benefits)	$ -	$ (4,550)	$ 549	$(26,226)
Non-cash investing and financing activities:

Issuance of 30,000 shares of common stock for interest payable
	$ -	$ -	$ -	$ 6,000

Issuance of 128,152 shares of common stock for the three months and 503,152 shares of common stock for the nine months for settlement of loans payable and interest payable	-	34,601	-	109,601

Issuance of 17,500 warrants for services	-	-	29,230	-

Issuance of 64,948 warrants for loan interest	-	-	45,000	-

Issuance of 94,677 incentive stock options for the three months and 290,781 for the nine months	-	216,147	-	648,441

See Notes to Financial Statements.
EC POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Nine Months
Ended September 30, 2001 and 2000 Are Unaudited)

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

The accompanying financial information as of September 30, 2001 and for the nine months ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 3-	INVENTORY
		September 30,	December 31,
		2001	2000
	Work in progress	82,623	89,625
	Raw materials	-	-
	Finished goods	-	-
		82,623	89,625

Note 4-	ADVANCES TO EMPLOYEES

	Advances to employees are as follows:	September 30,	December 31,
		2001	2000
	Travel advances	$ 7,000	$ 4,000

Note 5-	PROPERTY AND EQUIPMENT
				September 30,	December 31,
	Equipment and leasehold consists of the following:			2001	2000

	Lab equipment			$ 463,871	$ 430,016
	Office furniture and equipment			66,766	62,734
	Lab improvements			201,131	208,134
	Other in progress			506	524
				732,274	701,408
	Less: Accumulated depreciation and amortization:

	Lab equipment			392,721	389,906
	Office furniture and equipment			55,477	54,136
	Lab improvements			193,925	195,133
	Other in progress			506	524
				642,629	639,699
				$ 89,645	$ 61,709

Note 6-	LOANS PAYABLE

	Loans payable are as follows:
				Balance	Balance
	Origination	Interest	Due	September 30,	December 31,
	Date	Rate	Date	2001	2000

	10/15/2000	6%	Demand	$ 1,322	$ 15,190
	05/15/2001	7%	07/15/02	434,800	-
				$ 436,122	$ 15,190

Note 7-	SHAREHOLDERS' LOANS PAYABLE
				September 30,	December 31,
	Shareholders' loans payable are as follows:			2001	2000

	Chairman of the Board	10% Demand Loan		$ -	$ 50,926
	Former President	10% Demand Loan		39,380	39,380
	Other shareholders	10% Demand Loan		-	15,000
				$ 39,380	$ 105,306

Note 8-	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

		December 31, 2000
		Carrying
	Assets:	Amount	Fair Value
	Cash and cash equivalents	$ 20,881	$ 20,881
	Accounts receivable	209,806	209,806
	Other receivable	429,938	429,938

		September 30, 2001
		Carrying
	Assets:	Amount	Fair Value
	Cash and cash equivalents	$ 19,400	$ 19,400
	Accounts receivable	55,412	55,412
	Other receivable	565,878	565,878

	The carrying amounts of cash and cash equivalents, accounts receivable and other receivable are a reasonable estimate of their fair value because of the short maturity of those instruments.

Note 9-	INCOME TAXES

	The provision (benefit) for income taxes consists of the following (in thousands):
	Nine Months ended
	September 30,			Year ended December 31,
	Current:	2001	2000	2000	1999
	Federal tax expense	$ (150)	$ (99)	$ (322)	$ (116)
	State tax expense	(21)	(15)	(47)	(17)
	Foreign R&D credit	-	26	-	54
	Deferred:
	Federal tax expense	150	99	322	116
	State tax expense	21	15	47	17
	Foreign R&D credit	-	(26)	-	(54)
		$ -	$ -	$ -	$ -

	A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

	Nine Months ended
	September 30,			Year ended December 31,
		2001	2000	2000	1999
	Statutory federal income tax	34%	34%	34%	34%
	State income tax-net of
	federal benefit	5%	5%	5%	5%
	Valuation allowance	-39%	-39%	-39%	-39%
		0%	0%	0%	0%

	The components of deferred tax assets and liabilities are as follows (in thousands):

				September 30,	December 31,
	Deferred tax assets:			2001	2000
	Net operating loss carryforward			$ 673	$ 502
	Total deferred tax assets			673	502
	Valuation allowance			(673)	(502)
	Net deferred tax assets			$ -	$ -

SFAS No, 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2001 and December 31, 2000, a valuation allowance for the full amount of the net deferred tax asset was recorded because of continuing losses and uncertainties as to the amount of taxable income that would be generated in future years.

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

The Chairman of the Board and a stockholder of the Company loaned money to the Company for the purpose of providing working capital. The loan is payable on demand and bears interest at a rate of 10% per annum. The interest is payable in shares of the Company's common stock. As of September 30, 2001 and December 31, 2000, the Company owed a balance of approximately none and $51,000 respectively to its Chairman of the Board. Additionally, other officers and stockholders of the Company loaned money to the Company for the purpose of providing working capital. These loans bear interest at a rate of 10% per annum that is payable in cash or in shares of the Company stock.

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

	Company:	2000		1999
			Additional		Additional
		Warrants	Compensation	Warrants	Compensation
	Chairman of the Board	39,625	$ 88,364	286,311	$ 106,412
	Former President	99,000	220,770	185,261	68,855
	Chief Executive Officer	149,000	332,270	296,519	110,206
	Directors	100,083	223,185	148,004	55,008
		387,708	$ 864,589	916,095	$ 340,481
	The additional compensation is being amortized over five years.

	Due to related parties consists of the following:			September 30,	December 31,
				2001	2000
	Consulting fee payable to Former President			$ 50,925	$ 50,925
	Directors' fees payable			56,706	50,000
	Compensation payable			106,204	109,131
				$ 213,835	$ 210,056

Note 11-	COMMITMENTS AND CONTINGENCIES

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

As shown in the financial statements for the years ended December 31 1999 and 2000, and the nine months ended September 30, 2001, the Company incurred losses from operations of $1,053,858, $1,368,248 and $627,260, after non cash expenditures for stock compensation of $390,353, $526,763 and $209,991, respectively and generated negative cash flows from operations of $868,964, $813,994 and $572,113 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Note 14-	COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following:

		September 30,		December 31,
		2001	2000	2000	1999
Foreign currency translation
	adjustment	$ (56,619)	$ 52,105	$ 26,806	$ (14,129)

A summary of the components of other comprehensive income (loss) for the nine months ended September 30, 2001 and 2000 is as follows (unaudited):

			Before-Tax	Income	After-Tax
			Amount	Tax	Amount
September 30, 2001
	Net foreign currency translation		$ (56,619)	$ -	$ (56,619)
	Other comprehensive income		$ (56,619)	$ -	$ (56,619)

			Before-Tax	Income	After-Tax
			Amount	Tax	Amount
September 30, 2000
	Net foreign currency translation		$ 52,105	$ -	$ 52,105
	Other comprehensive income		$ 52,105	$ -	$ 52,105

A summary of the components of other comprehensive income (loss) for the years ended December 31, 2000 and 1999 is as follows:

			Before-Tax	Income	After-Tax
			Amount	Tax	Amount
December 31, 2000
	Net foreign currency translation		$ 26,806	$ -	$ 26,806
	Other comprehensive income		$ 26,806	$ -	$ 26,806

			Before-Tax	Income	After-Tax
			Amount	Tax	Amount
December 31, 1999
	Net foreign currency translation		$ (20,071)	$ -	$ (20,071)
	Other comprehensive income		$ (20,071)	$ -	$ (20,071)
Note 15-	COMMON STOCK WARRANTS AND OPTIONS

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

Common Stock Warrants

During 2000 and 1999, warrants to purchase 387,708 and 1,054,169 shares of common stock at $0.27, respectively, were granted. The exercise price was equal to the current market price of the stock on the date granted. All warrants expire five years after the date of issue, if not exercised. Warrants to purchase 2,141,351 shares of common stock were exercisable at September 30, 2001. The per share exercise prices of these warrants are as follows:

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

The following is a summary of warrant transactions:

			September 30,	December 31,	December 31,
			2001	2000	1999
Outstanding at beginning of period			2,058,903	1,671,195	617,026
Granted during the period			82,448	387,708	1,054,169
Outstanding and eligible for exercise			2,141,351	2,058,903	1,671,195

Warrants Exercisable			Warrants Outstanding
					Weighted
	Number		Weighted	Number	Average
Exercise	Exercisable at	Range of	Exercise	Outstanding at	Remaining
Price	December 31,	Exercise	Price	December 31,	Contractual
Per Share	1999	Prices	Per Share	1999	Life in Years
$0.20	617,026	$0.20	$0.20	617,026	3.50
0.27	1,054,169	0.27	0.27	1,054,169	4.50

					Weighted
	Number		Weighted	Number	Average
Exercise	Exercisable at	Range of	Exercise	Outstanding at	Remaining
Price	December 31,	Exercise	Price	December 31,	Contractual
Per Share	2000	Prices	Per Share	2000	Life in Years
$0.20	617,026	$0.20	$0.20	617,026	2.50
0.27	1,054,169	0.27	0.27	1,054,169	3.50
0.27	387,708	0.27	0.27	387,708	4.67

					Weighted
	Number		Weighted	Number	Average
Exercise	Exercisable at	Range of	Exercise	Outstanding at	Remaining
Price	September 30,	Exercise	Price	September 30,	Contractual
Per Share	2001	Prices	Per Share	2001	Life in Years
$0.20	617,026	$0.20	$0.20	617,026	2.25
0.27	1,054,169	0.27	0.27	1,054,169	3.25
0.27	387,708	0.27	0.27	387,708	4.42
0.27-1.00	82,448	0.27-1.00	0.67	82,448	1.46

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

       From inception through September 30, 2001, we incurred losses of $4,356,445. We expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and supply for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of tests. There can be no assurance that we will manufacture or sell fuel cell and/or battery systems successfully or ever achieve or sustain product revenues or profitability.

Results of Operations

Comparison of the Nine Months Ended September 30, 2001 and September 30, 2000

Revenues. Through September 30, 2001, our revenues were derived from three sources including: cost reimbursement government contracts relating to the research and development of proton exchange membrane fuel cell and nickel- zinc battery technology, limited product sales, and the front fee of a licensing transaction.

Contract revenues increased by 11.6% from $279,835 for the nine months ended September 30, 2000 to $312,367 for the nine months ended September 30, 2001. If we eliminate the effect of a 5.1 % increase of exchange rate, revenues for 2001 are 17.3% above 2000. This relative increase is mostly attributable to the fact that 2000 revenues were adversely affected by government delays in granting certain contracts that we expected to secure in the first half of 2000, but only came to grant later in that year and in 2001.

Product sales remain a small, yet growing, component of total revenues. The main reason is that the products we ship are not accounted for separately when they constitute one of the deliverable items under a government contract. This situation is changing as we start receiving orders for stacks and related test equipment. For the nine months ended September 30, 2001 we collected payments on a 2kW stack and on a test bench for which we recognized revenue of $25,076 an increase of 13% over the same period in 2000. Product sales are expected to increase more substantially in the fourth quarter as we complete the stack and test bench orders.

During the nine months ended September 30, 2001 our revenues also included a non-recurring amount of $442,839 for the front payment of a license sold to Helion S.A. As a result of this, total revenues for the period increased 158% over the same period in 2000.

Cost of Revenues. Cost of revenue, excluding license fee, was $249,697for the nine months ended September 30, 2000 as compared to $158,516 for the nine months ended September 30, 2001. Accordingly, our gross margin decreased from 47.5% to 26%. The reason for the decrease is mostly attributable to the much higher material cost as a percentage of total contract cost as we cannot allocate any overhead to the material cost component

Research and Development. Research and development expenses increased from $114,899 for the nine months ended September 30, 2000 to $233,528 for the nine months ended September 30, 2001. As a percentage of revenues, excluding license fee, they increased from 38% for the nine months ended September 30, 2000 to 69% for the nine months ended September 30, 2001.

We expect to further increase our spending on research and development in the future to approximately $400,000 to $500,000 in order to accelerate the prototype production and testing program, to design our pilot-plant facilities, and to commence procurement of custom equipment. Beyond 2001, we plan to continue development activities related to performance improvements of our fuel cells and Nickel Zinc batteries, and to start planning our volume production plant.

General and Administrative. General and administrative expenses of $714,326 for the nine months ended September 30, 2001, excluding approximately $29,000 of non-cash expenses paid to a consultant, remained unchanged as compared to $715,998 for the nine months ended September 30, 2000.

Loss from Operations. Our operating loss decreased from $1,082,474 for the nine months ended September 30, 2000 to $627,260 for the nine months ended September 30, 2001. The decrease was principally due to the license fee earned in 2001, as well as the lower stock compensation expense incurred in 2001.

Stock Compensation: Our total expenses and related net loss include executive cash and non-cash compensation. Executive cash compensation for the nine-months ended September 30, 2001 was $209,991 as compared to $395,094 for the same period in 2000.

Liquidity and Capital Resources

Cash Flow Information. For the nine months ended September 30, 2001 and 2000, net cash used in operations was $572,113 and $526,770, respectively, an increase of 8.6% from 2000 to 2001. Net cash used in investing activities, the purchase of fixed assets, during the nine months ended September 30, 2001, was $74,374, up from $5,683 for the prior period. During the nine months ended September 30, 2001 and 2000, cash from financing activities included borrowings of $420,932 and $0, respectively, before note payable payments of $65,926 for the nine months ended September 30, 2001 and $70,620 for the nine months ended September 30, 2000. Additionally, net cash from financing activities included net proceeds of $820,400 from the sale of common stock during the nine months ended September 30, 2000 and $290,000 during the nine months ended September 30, 2001.

Future Liquidity Considerations. At September 30, 2001, we had cash and cash equivalents of $19,400, and a working capital deficit of $640,733. Our independent auditors have included in their audit report an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about its ability to continue as a going concern. We have generated operating cash losses from 1997. Additionally, we require and will continue to require, cash to fund the net losses and capital requirements associated with our planned growth. The cash required to fund such activities will be substantial and beyond what we currently hold in cash and cash equivalents. Management believes that approximately $2,600,000 of cash will be required to fund planned operations for the next twelve months.

Our receivables of $621,290 at September 30, 2001, are primarily from major corporations and the French government. Our accounts payable and accrued expenses were $581,342 as of September 30, 2001.

Since we began operations, we have experienced a shortage of working capital. We need additional working capital in order to support our growth.  We are depending upon the proceeds of this offering to supply us with needed working capital. Unfortunately, since we are conducting the offering ourselves, we are uncertain that this offering will be successful in providing us with the needed funds. It is likely that additional financings will be necessary in the future, which may involve either the sale of additional equity or debt. In either case, the terms of future financings could have an adverse effect on the value of our securities.

Our working capital needs continue. In the first quarter of 2001, we sold 300,000 shares of our common stock for $300,000 and borrowed $45,000, primarily from institutional investors. We also owed $253,215 to officers, directors, and other related parties. Management believes that those persons would extend their loans until we are able to pay them if they are not converted. However, approximately $150,000 from the proceeds of this offering may be used to pay accrued compensation, but only from the proceeds of this offering that exceed $1,500,000.

In May 2001 we received a license fee of approximately $500,000 from Helion SA. We used those proceeds to reduce our accounts payable. In June 2001, we received approval of a loan from the French government pursuant to which it will reimburse us 40% of the cost of building our pilot manufacturing facility for the fuel cell stacks. Management anticipates that if we receive net proceeds from this offering of at least $1,900,000, together with internally generated funds from operations and the French government loan, we will be able to meet our presently projected cash and working capital requirements for the next 12 months. The minimum offering is $1,000,000. Pending use of the proceeds, we intend to invest the net proceeds of the offering in investment grade, interest-bearing securities. See "Use of Proceeds" for a more detailed discussion of our expected use of proceeds.

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